Form 10-K
AMERIQUEST MORTGAGE SECURITIES INC., ASSET-BACKED PASS-THROUGH CERTIFICATES, SERIES 2005-R8
filed 2006-03-28
CIK 1340070

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2005

                        Commission file number: 333-121781-08

          Ameriquest Mortgage Securities Inc. (as Depositor under the Pooling and Servicing Agreement, dated as September 1, 2005, providing for the issuance of Asset-Backed Pass-Through Certificates, Series 2005-R8)
               (Exact name of Registrant as specified in its Charter)

                    Delaware                                33-0885129
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          1100 Town and Country Road, Suite 1100
          Orange, California                            92868
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 541-9960

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     Not Applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005.
     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31, 2005 the number of registered holders of all classes of Certificates was 15.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2005, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:


     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS A-1
     $779,011,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS A-2A
     $159,860,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS A-2B
     $68,835,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS A-2C
     $94,044,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS A-2D
     $59,530,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-1
     $49,570,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-2
     $38,240,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-3
     $26,200,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-4
     $24,780,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-5
     $19,830,000
     100.0%


     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-6
     $21,240,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-7
     $14,160,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-8
     $12,750,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-9
     $10,620,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2005-R8
     CLASS M-10
     $8,500,000
     100.0%


     ITEM 13.  Certain Relationships and Related Transactions.
               None.

     ITEM 14.  Principal Accountant Fees and Services.
               Not Applicable.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statements:

             Exhibit 31   Section 302 Certification.

             Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2005.

             Exhibit 99.2 Servicer's Annual Report of Independent
             Registered Public Accounting Firm as of and for the Year Ended December 31, 2005.

             Monthly Remittance Statement to the Certificateholders dated as of October 25, 2005, and filed with the Securities and Exchange Commission on Form 8-K on October 31, 2005.

             Monthly Remittance Statement to the Certificateholders dated as of November 25, 2005, and filed with the Securities and Exchange Commission on Form 8-K on December 07, 2005.

             Monthly Remittance Statement to the Certificateholders dated as of December 27, 2005, and filed with the Securities and Exchange Commission on Form 8-K on December 30, 2005.

         (2) Not Applicable.

         (3) Not Applicable.

     (b) Not Applicable.

     (c) Not Applicable.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: Ameriquest Mortgage Securities Inc.,
                               as Depositor on behalf of the Registrant


                                       By: /s/: John P Grazer
                                           Name:  John P. Grazer
                                           Title:  CFO


     Date: March 14, 2006


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification.

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2005.

      99.2 Servicer's Annual Report of Independent Registered Public Accounting Firm as of and for the Year Ended December 31, 2005.